Form 10-K
period 2006-09-30
Franklin Auto Trust 2005-1
filed 2006-12-08
CIK 1346246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers 333-106297-04

FRANKLIN AUTO TRUST 2005-1

(Exact name of registrant as specified in its charter)

Delaware	84-6391778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 West 200 South, Suite 500 Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code: (800) 763-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: N/A

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting stock held by non-affiliates of the Registrant: N/A

DOCUMENTS INCORPORATED BY REFERENCE: None

ITEM 1. BUSINESS

The Franklin Auto Trust 2005-1 (the “2005-1 Trust”) is a Delaware statutory trust formed pursuant to the trust agreement (the “2005-1 Agreement”) between Franklin Receivables LLC, as Seller, and Deutsche Bank Trust Company Delaware, as Owner Trustee. On December 8, 2005, Franklin Receivables LLC transferred approximately $350,000,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (collectively, the “2005-1 Receivables”) to the 2005-1 Trust. The 2005-1 Trust pledged the 2005-1 Receivables to Wilmington Trust Company, as indenture collateral agent, who in turn issued asset backed notes (the “2005-1 Asset Backed Notes”).

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1 Above.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the 2005-1 Trust, there were no holders of record of Class A-1 2005-1 Asset Backed Notes, 16 holders of record of Class A-2 2005-1 Asset Backed Notes, seven holders of record of Class A-3 2005-1 Asset Backed Notes, five holders of record of Class A-4 2005-1 Asset Backed Notes, three holders of record of Class B 2005-1 Asset Backed Notes, and four holders of record of Class C 2005-1 Asset Backed Notes, as of the end of the Registrant’s fiscal year. To Registrant’s knowledge, there is no active market for such securities.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

N/A

ITEM 9B. OTHER INFORMATION

N/A

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11. EXECUTIVE COMPENSATION

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons hold in excess of 5% of the aggregate outstanding 2005-1 Asset Backed Notes as of September 30, 2006:

Title of Class	Name and Address of Beneficial Owner	Amount	Percentage
Class A-1	Not Applicable	Not Applicable	Not Applicable

Class A-2	JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$25,583,098.24	62.05%

	Investors Bank & Trust Company 200 Clarendon Street 15th Floor, Hancock Tower Boston, MA 02116	$10,558,854.25	25.61%

Class A-3	State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit Jab, 5NW North Quincy, MA 02171	$49,032,000.00	48.07%

	Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$46,235,000.00	45.33%

Class A-4	The Bank of New York One Wall Street New York, NY 10286	$20,000,000.00	43.13%

	JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$15,000,000.00	32.35%

	JPMorgan Chase Bank/Prudential 14201 Dallas Pkwy, 12th Floor Dallas, TX 75254	$9,580,000.00	20.66%

Class B	State Street Bank and Trust Company – Bank Portfolio 1776 Heritage Dr. Global Corporate Action Unit Jab, 5NW North Quincy, MA 02171	$11,000,000.00	52.38%

	JPMorgan Chase Bank/Prudential 14201 Dallas Pkwy, 12th Floor Dallas, TX 75254	$5,000,000.00	23.81%

	JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$5,000,000.00	23.81%

Class C	State Street Bank and Trust Company – Bank Portfolio 1776 Heritage Dr. Global Corporate Action Unit Jab, 5NW North Quincy, MA 02171	$18,000,000.00	76.19%

	Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	$4,025,000.00	17.04%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

N/A

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    See (a)(3) below.

(a)(2)    N/A

(a)(3)    Exhibits.

Exhibit No.
4.1	Amended and Restated Trust Agreement between Franklin Receivables LLC, as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of December 8, 2005, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

4.2	Indenture between Franklin Auto Trust 2005-1, as Issuer, Wilmington Trust Company, as Indenture Trustee and Indenture Collateral Agent, and Citibank, N.A., as Indenture Administrator, dated as of December 1, 2005, incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

4.3	Irrevocable Letter of Credit, by Citibank, N.A., dated December 8, 2005, incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

10.1	Sale and Servicing Agreement among Franklin Auto Trust 2005-1, as Issuer, Franklin Receivables LLC, as Depositor, Franklin Capital Corporation, as Servicer, and Franklin Resources, Inc., as Representative, dated as of December 1, 2005, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

10.2	Underwriting Agreement among Franklin Capital Corporation, Franklin Receivables LLC and Citigroup Global Markets, Inc., dated December 1, 2005, incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

10.3	Purchase Agreement between Franklin Capital Corporation, Franklin SPE LLC and Franklin Receivables LLC, dated as of December 1, 2005, incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

19.1	Prospectus dated November 11, 2005 and Prospectus Supplement dated December 1, 2005, related to the issuance of the Class A-1, A-2, A-3, A-4, B and C notes, incorporated by reference to Form 424(b)(5) filed on December 7, 2005.

31.1	Certification

99.1	Report of Registered Public Accounting Firm on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”), including as Exhibit I management’s assertion as to compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

FRANKLIN AUTO TRUST 2005-1
(Registrant)

	By:	Franklin Capital Corporation, As Servicer of the Trust

Date: December 7, 2006		/s/ Harold E. Miller, Jr.
HAROLD E. MILLER, JR.
President
(Principal Executive Officer)

EXHIBIT INDEX

Exhibits for Franklin Auto Trust 2005-1

4.1	Amended and Restated Trust Agreement between Franklin Receivables LLC, as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of December 8, 2005, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

4.2	Indenture between Franklin Auto Trust 2005-1, as Issuer, Wilmington Trust Company, as Indenture Trustee and Indenture Collateral Agent, and Citibank, N.A., as Indenture Administrator, dated as of December 1, 2005, incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

4.3	Irrevocable Letter of Credit, by Citibank, N.A., dated December 8, 2005, incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

10.1	Sale and Servicing Agreement among Franklin Auto Trust 2005-1, as Issuer, Franklin Receivables LLC, as Depositor, Franklin Capital Corporation, as Servicer, and Franklin Resources, Inc., as Representative, dated as of December 1, 2005, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

10.2	Underwriting Agreement among Franklin Capital Corporation, Franklin Receivables LLC and Citigroup Global Markets, Inc., dated December 1, 2005, incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

10.3	Purchase Agreement between Franklin Capital Corporation, Franklin SPE LLC and Franklin Receivables LLC, dated as of December 1, 2005, incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K (File Number 333-106297-04), filed on December 15, 2005.

19.1	Prospectus dated November 11, 2005 and Prospectus Supplement dated December 1, 2005, related to the issuance of the Class A-1, A-2, A-3, A-4, B and C notes, incorporated by reference to Form 424(b)(5) filed on December 7, 2005.

31.1	Certification

99.1	Report of Registered Public Accounting Firm on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”), including as Exhibit I management’s assertion as to compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program for Mortgage Bankers (“USAP”).